Form 10-K
period 2020-12-31
BBCMS Mortgage Trust 2019-C5
filed 2021-03-16
CIK 1790441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan, which constituted approximately 6.6%, 3.7% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Office and Industrial Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Inland Life Storage Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Ocean Edge Resort & Golf Club Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CF 2019-CF2 Mortgage Trust transaction, Commission File Number 333-228697-02 (the “CF 2019-CF2 Transaction”). These loan combinations, including the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan, which constituted approximately 4.2% and 4.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Ceasar’s Bay Shopping Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Equinix Data Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C53 transaction, Commission File Number 333-226486-09 (the “WFCM 2019-C53 Transaction”). These loan combinations, including the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C53 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Uline Arena Mortgage Loan and the Vanguard Portfolio Mortgage Loan, the primary servicer of the Bison Portfolio Mortgage Loan and the special servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020, the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the Ocean Edge Resort & Golf Club Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan prior to May 6, 2020. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Citibank, N.A. acts as trustee of the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan, the Presidential City Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan, the NMR Pharmacy Portfolio Mortgage Loan, the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Presidential City Mortgage Loan, the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020, AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020, AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.  On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.2        KeyBank National Association, as Special Servicer (see Exhibit 33.1)

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.1)

33.7        Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan

33.8        Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.9        Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.4)

33.10      KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.1)

33.11      KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.1)

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

33.16      Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17      Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.4)

33.18      Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.19      KeyBank National Association, as Primary Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (see Exhibit 33.1)

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

33.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 33.14)

33.30      3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 33.4)

33.33      Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 33.27)

33.34      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 33.1)

33.35      AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.38      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.39      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan

33.40      Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.27)

33.42      U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

33.43      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.44      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.39)

33.45      Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.40)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.27)

33.47      U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.42)

33.48      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)

33.49      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.39)

33.50      Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.40)

33.51      Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.27)

33.52      U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.42)

33.53      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

33.54      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.14)

33.55      Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.4)

33.57      Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.27)

33.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

33.59      National Tax Search, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

33.60      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.53)

33.61      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.14)

33.62      Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 33.4)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 33.27)

33.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 33.58)

33.66      National Tax Search, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 33.59)

33.67      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.53)

33.68      LNR Partners, LLC, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 33.39)

33.69      Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.70      Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71      Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.4)

33.72      Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.27)

33.73      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.58)

33.74      National Tax Search, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.59)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        KeyBank National Association, as Master Servicer

34.2        KeyBank National Association, as Special Servicer (see Exhibit 34.1)

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.1)

34.7        Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan

34.8        Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.9        Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.4)

34.10      KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.1)

34.11      KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.1)

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

34.16      Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17      Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.4)

34.18      Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.19      KeyBank National Association, as Primary Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (see Exhibit 34.1)

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

34.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 34.14)

34.30      3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 34.4)

34.33      Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 34.27)

34.34      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 34.1)

34.35      AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.38      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.39      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan

34.40      Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.27)

34.42      U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

34.43      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.44      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.39)

34.45      Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.40)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.27)

34.47      U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.42)

34.48      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)

34.49      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.39)

34.50      Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.40)

34.51      Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.27)

34.52      U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.42)

34.53      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

34.54      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.14)

34.55      Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.4)

34.57      Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.27)

34.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

34.59      National Tax Search, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

34.60      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.53)

34.61      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.14)

34.62      Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 34.4)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 34.27)

34.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 34.58)

34.66      National Tax Search, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 34.59)

34.67      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.53)

34.68      LNR Partners, LLC, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 34.39)

34.69      Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.70      Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71      Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.4)

34.72      Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.27)

34.73      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.58)

34.74      National Tax Search, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.59)

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

35.11      Situs Holdings, LLC, as Special Servicer of the Moffett Towers II – Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.8)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.8)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 35.8)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 35.8)

35.16      3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

35.17      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 35.1)

35.18      AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.19      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.20      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan

35.21      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.22      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.20)

35.23      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)

35.24      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.20)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

35.26      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 35.8)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 35.25)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 35.8)

35.29      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 35.25)

35.30      LNR Partners, LLC, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 35.20)

35.31      Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 16, 2021