Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2019-C5
filed 2022-03-16
CIK 1790441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NEMA San Francisco Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The NEMA San Francisco Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NEMA San Francisco Mortgage Loan, three other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-NEMA transaction (the “NCMS 2019-NEMA Transaction”). This loan combination, including the NEMA San Francisco Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-NEMA Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 10000 Santa Monica Boulevard Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The 10000 Santa Monica Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 10000 Santa Monica Boulevard Mortgage Loan, seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-10K transaction (the “NCMS 2019-10K Transaction”). This loan combination, including the 10000 Santa Monica Boulevard Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-10K Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Vanguard Portfolio Mortgage Loan, which constituted approximately 0.5% of the asset pool of the issuing entity as of its cut-off date.  The Vanguard Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Vanguard Portfolio Mortgage Loan, five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2019-C3 transaction, Commission File Number 333-226850-02 (the “BBCMS 2019-C3 Transaction”). This loan combination, including the Vanguard Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II – Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Presidential City Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The Presidential City Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Presidential City Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-PREZ transaction (the “SGCMS 2019-PREZ Transaction”). This loan combination, including the Presidential City Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Situs Holdings, LLC is the special servicer of the Presidential City Mortgage Loan, the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, which constituted approximately 4.5%, 4.0% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Presidential City Mortgage Loan from September 3, 2021 to December 31, 2021. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Vanguard Portfolio Mortgage Loan, the primary servicer of the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan and the special servicer of the Uline Arena Mortgage Loan prior to July 14, 2021, the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Uline Arena Mortgage Loan on and after July 14, 2021, the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as the custodian of the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan. to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wells Fargo Bank, National Association acts as trustee of the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan and the Presidential City Mortgage Loan.  Pursuant to the trust and servicing agreement for the NCMS 2019-NEMA Transaction, the trust and servicing agreement for the NCMS 2019-10K Transaction, the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, the pooling and servicing agreement for the CD 2019-CD8 Transaction, the pooling and servicing agreement for the CSAIL 2019-C17 Transaction and the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan and the Presidential City Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan, the Presidential City Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan, the NMR Pharmacy Portfolio Mortgage Loan, the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Bison Portfolio Mortgage Loan, the Presidential City Mortgage Loan, the NMR Pharmacy Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan prior to September 3, 2021 and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan prior to September 3, 2021 and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of Situs Holdings, LLC as special servicer of the Presidential City Mortgage Loan on and after September 3, 2021, the NEMA San Francisco Mortgage Loan and the Moffett Towers II - Buildings 3 & 4 Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MFTII 2019-B3B4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.2         KeyBank National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.1)

33.9         Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan

33.10       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.4)

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.13       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.1)

33.14       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.1)

33.15       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.4)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.18)

33.20       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.4)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.24       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.1)

33.25       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.9)

33.26       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.4)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 33.18)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan prior to July 14, 2021 (see Exhibit 33.18)

33.31       LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan on and after July 14, 2021

33.32       Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 33.4)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 33.18)

33.37       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 33.34)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.42       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 33.1)

33.43       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

33.44       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.48       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.49       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.31)

33.50       Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.34)

33.52       U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

33.53       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.31)

33.55       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.50)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.34)

33.57       U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.52)

33.58       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)

33.59       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.31)

33.60       Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.50)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.34)

33.62       U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.52)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.18)

33.65       Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.34)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.63)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.18)

33.72       Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 33.4)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 33.34)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 33.68)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.63)

33.78       Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.4)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.34)

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.68)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

34.2         KeyBank National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.1)

34.9         Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan

34.10       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.4)

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.13       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.1)

34.14       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.1)

34.15       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.4)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.18)

34.20       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.4)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.24       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.1)

34.25       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.9)

34.26       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.4)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 34.18)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan prior to July 14, 2021 (see Exhibit 34.18)

34.31       LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan on and after July 14, 2021

34.32       Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 34.4)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 34.18)

34.37       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 34.34)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.42       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 34.1)

34.43       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

34.44       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.48       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.49       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.31)

34.50       Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.34)

34.52       U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

34.53       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.31)

34.55       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.50)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.34)

34.57       U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.52)

34.58       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)

34.59       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.31)

34.60       Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.50)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.34)

34.62       U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.52)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.18)

34.65       Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.34)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.63)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.18)

34.72       Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 34.4)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 34.34)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 34.68)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.63)

34.78       Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.4)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.34)

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.68)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 35.1)

35.6         Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

35.7         KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 35.1)

35.8         KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 35.9)

35.11       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 35.1)

35.12       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.9)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan prior to July 14, 2021 (see Exhibit 35.9)

35.15       LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan on and after July 14, 2021

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 35.9)

35.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 35.1)

35.19       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

35.20       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021 (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.22       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.15)

35.23       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.24       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.15)

35.25       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)

35.26       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.15)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 35.9)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 35.27)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 35.9)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 35.27)

35.32       Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2022