Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2019-C5
filed 2025-03-17
CIK 1790441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Situs Holdings, LLC is the special servicer of the Presidential City Mortgage Loan, the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, which constituted approximately 4.5%, 4.0% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Presidential City Mortgage Loan from January 1, 2024 to September 22, 2024. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Vanguard Portfolio Mortgage Loan and the primary servicer of the Uline Arena Mortgage Loan and the Bison Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Presidential City Mortgage Loan, the NEMA San Francisco Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Uline Arena Mortgage Loan, the Bison Portfolio Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan on and after September 23, 2024 and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Vanguard Portfolio Mortgage Loan, the Uline Arena Mortgage Loan and the Bison Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Bison Portfolio Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan on and after September 23, 2024, K-Star Asset Management LLC as special servicer of the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of Situs Holdings, LLC as special servicer of the Presidential City Mortgage Loan prior to September 23, 2024, the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.38       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 33.4)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 33.33)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.41       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 33.1)

33.42       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024 (see Exhibit 33.9)

33.43       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.47       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.48       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.30)

33.49       Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.51       U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

33.52       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.53       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.30)

33.54       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.49)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.33)

33.56       U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.51)

33.57       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.30)

33.59       Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.49)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.33)

33.61       U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.51)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

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

33.65       Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.4)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.33)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.62)

33.70       K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.63)

33.71       Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 33.33)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 33.67)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.62)

33.77       Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.4)

33.80       Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.33)

33.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.67)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.38       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 34.4)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 34.33)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.41       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 34.1)

34.42       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024 (see Exhibit 34.9)

34.43       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.47       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.48       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.30)

34.49       Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.51       U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

34.52       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.53       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.30)

34.54       Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.49)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.33)

34.56       U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.51)

34.57       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.30)

34.59       Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.49)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.33)

34.61       U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.51)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

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

34.65       Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.4)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.33)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.62)

34.70       K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.63)

34.71       Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 34.33)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 34.67)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.62)

34.77       Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.4)

34.80       Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.33)

34.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.67)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.16       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 35.1)

35.18       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024 (Omitted. See Explanatory Notes.)

35.19       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

35.20       KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.14)

35.22       KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.14)

35.24       KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)

35.25       LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.14)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

35.27       K-Star Asset Management LLC, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 35.26)

35.29       K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 35.26)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025