Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2019-C5
filed 2026-03-24
CIK 1790441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Bison Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Presidential City Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The Presidential City Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Presidential City Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-PREZ transaction (the “SGCMS 2019-PREZ Transaction”). This loan combination, including the Presidential City Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan, which constituted approximately 6.6%, 3.7% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Office and Industrial Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Inland Life Storage Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Ocean Edge Resort & Golf Club Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CF 2019-CF2 Mortgage Trust transaction, Commission File Number 333-228697-02 (the “CF 2019-CF2 Transaction”). These loan combinations, including the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan, which constituted approximately 4.2% and 4.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Ceasar’s Bay Shopping Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Equinix Data Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C53 transaction, Commission File Number 333-226486-09 (the “WFCM 2019-C53 Transaction”). These loan combinations, including the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C53 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NMR Pharmacy Portfolio Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The NMR Pharmacy Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NMR Pharmacy Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the NMR Pharmacy Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the NMR Pharmacy Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2019-C54 transaction, Commission File Number 333-226486-11 (the “WFCM 2019-C54 Transaction”).  After the closing of the WFCM 2019-C54 Transaction on December 3, 2019, this loan combination, including the NMR Pharmacy Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2019-C54 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan on and after March 1, 2025. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Presidential City Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan, the NEMA San Francisco Mortgage Loan, the Uline Arena Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the NMR Pharmacy Portfolio Mortgage Loan and the Vanguard Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the NEMA San Francisco Mortgage Loan and the Moffett Towers II - Buildings 3 & 4 Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Park Bridge Lender Services LLC is the operating advisor of the GNL Office and Industrial Portfolio Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the Uline Arena Mortgage Loan, the Ocean Edge Resort & Golf Club Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan and the Presidential City Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the NCMS 2019-NEMA Transaction, the trust and servicing agreement for the NCMS 2019-10K Transaction, the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, the pooling and servicing agreement for the CD 2019-CD8 Transaction and the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan and the Presidential City Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the NEMA San Francisco Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Uline Arena Mortgage Loan, the Presidential City Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan, the NMR Pharmacy Portfolio Mortgage Loan, the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Presidential City Mortgage Loan, the NEMA San Francisco Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the Uline Arena Mortgage Loan, the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the Vanguard Portfolio Mortgage Loan and primary servicer of the Uline Arena Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the Vanguard Portfolio Mortgage Loan and primary servicer of the Uline Arena Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan, K-Star Asset Management LLC as special servicer of the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan and Argentic Services Company LP as special servicer of the NMR Pharmacy Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Situs Holdings, LLC as special servicer of the NEMA San Francisco Mortgage Loan and the Moffett Towers II – Buildings 3 & 4 Mortgage Loan and Trimont LLC as the primary servicer of the Ceasar’s Bay Shopping Center Mortgage Loan, the Equinix Data Center Mortgage Loan and the NMR Pharmacy Portfolio Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Presidential City Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SGCMS 2019-PREZ Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SGCMS 2019-PREZ Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the GNL Office and Industrial Portfolio Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan and the Ocean Edge Resort & Golf Club Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CF 2019-CF2 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CF 2019-CF2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Ceasar’s Bay Shopping Center Mortgage Loan and the Equinix Data Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C53 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C53 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C53 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the NMR Pharmacy Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C54 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C54 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C54 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.7           Trust and Servicing Agreement, dated as of September 6, 2019, by and among SG Commercial Mortgage Securities, LLC, as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of October 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC and KeyBank National Association, each as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.9          Pooling and Servicing Agreement, dated as of November 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of December 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 4, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of September 12, 2019, by and among KeyBank National Association, as Initial Note A-1 Holder and KeyBank National Association, as Initial Note A-2, A-3, A-4, A-5, A-6, A-7 and A-8 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of September 6, 2019, by and between Societe Generale Financial Corporation, as Initial Note A-1A Holder, Societe Generale Financial Corporation, as Initial Note A-1B Holder, Societe Generale Financial Corporation, as Initial Note A-1C Holder, Societe Generale Financial Corporation, as Initial Note A-1D Holder, Societe Generale Financial Corporation, as Initial Note A-1E Holder, Societe Generale Financial Corporation, as Initial Note A-1F Holder and Societe Generale Financial Corporation, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of October 15, 2019, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder and Barclays Capital Real Estate Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of March 27, 2019, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, Natixis Real Estate Capital LLC, as Note A-B Holder, Natixis Real Estate Capital LLC, as Note B-1 Holder and Natixis Real Estate Capital LLC, as Note B-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 20, 2019, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, Rialto Mortgage Finance, LLC, as Note A-2 Holder, Rialto Mortgage Finance, LLC, as Note A-3 Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of July 2, 2019, by and between KeyBank National Association, as Initial Note A-1-A Holder, Initial Note A-1-B Holder and Initial Note A-1-C Holder and Barclays Capital Real Estate Inc., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of July 29, 2019, by and among Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder and Natixis Real Estate Capital LLC, as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of June 4, 2019, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, Natixis Real Estate Capital LLC, as Note A-6 Holder, Natixis Real Estate Capital LLC, as Note A-7 Holder and Natixis Real Estate Capital LLC, as Note A-B Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.19         Agreement Between Noteholders, dated as of September 6, 2019, by and among KeyBank National Association, as Initial Note A-1 Holder and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of July 11, 2019, by and among Barclays Bank PLC, as Note A-1-A Holder and Note B-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-B Holder, Initial Note A-1-D Holder and Initial Note A-1-E Holder, Bank of America, N.A., as Note A-1-C Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note B-2 Holder and Goldman Sachs Bank USA, as Initial Note A-3-A Holder, Initial Note A-3-B Holder, Initial Note A-3-C Holder and Initial Note B-3 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of November 26, 2019, by and between BSPRT CMBS Finance, LLC, as Note A-1 Holder and BSPRT CMBS Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

4.22         Amended and Restated Co-Lender Agreement, dated as of June 11, 2019, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, Natixis Real Estate Capital LLC, as Note A-6 Holder and TCM CRE REIT LLC, as Note B Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on November 26, 2019 under Commission File No. 333-226850-04 and incorporated by reference herein).

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

33.31      Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 33.4)

33.33      Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan

33.34      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.35      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 33.1)

33.36      Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.39      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.40      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.41      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.30)

33.42      Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

33.43      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.44      U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

33.45      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.46      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.30)

33.47      Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.42)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.33)

33.49      U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.44)

33.50      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)

33.51      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.30)

33.52      Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.42)

33.53      Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.33)

33.54      U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.44)

33.55      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan prior to March 1, 2025

33.56      Trimont LLC, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan on and after March 1, 2025

33.57      K-Star Asset Management LLC, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

33.58      Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.59      Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.4)

33.60      Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 33.33)

33.61      CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

33.62      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.63      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.55)

33.64      Trimont LLC, as Primary Servicer of the Equinix Data Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.56)

33.65      K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 33.57)

33.66      Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67      Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 33.4)

33.68      Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 33.33)

33.69      CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 33.61)

33.70      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.71      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.55)

33.72      Trimont LLC, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.56)

33.73      Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.75      Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.4)

33.76      Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.33)

33.77      CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 33.61)

33.78      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.31      Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 34.4)

34.33      Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan

34.34      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.35      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 34.1)

34.36      Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.39      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.40      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.41      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.30)

34.42      Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan

34.43      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.44      U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan

34.45      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.46      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.30)

34.47      Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.42)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.33)

34.49      U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.44)

34.50      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)

34.51      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.30)

34.52      Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.42)

34.53      Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.33)

34.54      U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.44)

34.55      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan prior to March 1, 2025

34.56      Trimont LLC, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan on and after March 1, 2025

34.57      K-Star Asset Management LLC, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan

34.58      Wilmington Trust, National Association, as Trustee of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.59      Wells Fargo Bank, National Association, as Custodian of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.4)

34.60      Park Bridge Lender Services LLC, as Operating Advisor of the Ceasar’s Bay Shopping Center Mortgage Loan (see Exhibit 34.33)

34.61      CoreLogic Solutions, LLC, as Servicing Function Participant of the Ceasar’s Bay Shopping Center Mortgage Loan

34.62      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.63      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.55)

34.64      Trimont LLC, as Primary Servicer of the Equinix Data Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.56)

34.65      K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (see Exhibit 34.57)

34.66      Wilmington Trust, National Association, as Trustee of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67      Wells Fargo Bank, National Association, as Custodian of the Equinix Data Center Mortgage Loan (see Exhibit 34.4)

34.68      Park Bridge Lender Services LLC, as Operating Advisor of the Equinix Data Center Mortgage Loan (see Exhibit 34.33)

34.69      CoreLogic Solutions, LLC, as Servicing Function Participant of the Equinix Data Center Mortgage Loan (see Exhibit 34.61)

34.70      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.71      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.55)

34.72      Trimont LLC, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.56)

34.73      Argentic Services Company LP, as Special Servicer of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wilmington Trust, National Association, as Trustee of the NMR Pharmacy Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.75      Wells Fargo Bank, National Association, as Custodian of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.4)

34.76      Park Bridge Lender Services LLC, as Operating Advisor of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.33)

34.77      CoreLogic Solutions, LLC, as Servicing Function Participant of the NMR Pharmacy Portfolio Mortgage Loan (see Exhibit 34.61)

34.78      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.14      LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan

35.15      KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (see Exhibit 35.1)

35.16      Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.17      KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.18      LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.14)

35.19      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.20      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.14)

35.21      KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)

35.22      LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.14)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan prior to March 1, 2025

35.24      Trimont LLC, as Primary Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.25      K-Star Asset Management LLC, as Special Servicer of the Ceasar’s Bay Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.26      Wells Fargo Bank, National Association, as Primary Servicer of the Equinix Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.23)

35.27      Trimont LLC, as Primary Servicer of the Equinix Data Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.28      K-Star Asset Management LLC, as Special Servicer of the Equinix Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Wells Fargo Bank, National Association, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.23)

35.30      Trimont LLC, as Primary Servicer of the NMR Pharmacy Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 24, 2026